Form 10-K/A
period 2006-09-30
Crusade Global Trust No. 2 of 2006
filed 2007-05-11
CIK 1374389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

2

EXPLANATORY NOTE

This Form 10-K/A relates to additional disclosure relating to (i) the addition of applicable file numbers of the significant enhancement providers disclosed below in Part I under Items 1114(b)(2) and 1115(b), (ii) the revision of the exhibit lists contained herein to include the incorporation by reference of specified information with respect to the significant enhancement providers disclosed below in Part I under Items 1114(b)(2) and 1115(b), (iii) the revision of the signature blocks of the Depositor (x) to Form 10-K and (y) on Exhibit 31.1 (attached hereto) and (iv) revision to paragraph 4 of Exhibit 31.1 (attached hereto) to change the reference from servicer to servicers.

This Form 10-K/A does not otherwise amend the original Form 10-K filed with the Commission December 22, 2006.

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

The unaudited consolidated balance sheets as of September 30, 2006 and December 31, 2005, the unaudited consolidated statements of operations for the three and nine-months ended September 30, 2006 and 2005 and the unaudited consolidated statements of cash flows for September 30, 2006 and 2005 of PMI Mortgage Insurance Ltd are incorporated herein by reference from Exhibit 99.1 in PMI Group Inc.’s Quarterly Report filed on Form 10-Q for the quarterly period ended September 30, 2006 (File No. 1-13664), as filed with the Commission on November 7, 2006.  You should be aware that any such financial statements may be modified or superseded by a document filed with the Commission at a later date. You should not assume that the information concerning PMI Mortgage Insurance Ltd is accurate as of any date other than the date that such Form 10-Q was filed with the Commission.

ITEM 1115(B) OF REGULATION AB. CERTAIN DERIVATIVES INSTRUMENTS (FINANCIAL INFORMATION).

The condensed consolidated statement of financial condition of Credit Suisse (USA), Inc. (“CSUSA”) and subsidiaries as of September 30, 2006, the related condensed consolidated statements of operations for the three and nine-month periods ended September 30, 2006 and 2005, and the related condensed consolidated statements of changes in stockholder’s equity and cash flows for the nine-month periods ended September 30, 2006 and 2005 are incorporated herein by reference as contained in CSUSA’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006 (File No. 1-06862), filed with the Commission on November 14, 2006. You should be aware that any such financial statements may be modified or superseded by a document filed with the Commission at a later date. You should not assume that the information concerning CSUSA is accurate as of any date other than the date that such Form 10-Q was filed with the Commission.

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

THE FOLLOWING ITEMS HAVE BEEN OMITTED IN ACCORDANCE WITH GENERAL INSTRUCTION J TO FORM 10-K:

(A)	ITEM 10, DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

(B)	ITEM 11, EXECUTIVE COMPENSATION.

(C)	ITEM 12, SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

(D)	ITEM 13, CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

(E)	ITEM 14, PRINCIPAL ACCOUNTING FEES AND SERVICES.

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

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	1.	Not applicable.
	2.	Not applicable.
	3.	Exhibits listed below in response to Item 601 of Regulation S-K are either included or incorporated by reference as indicated:

Exhibit No.	Description
Exhibit 3.1	Memorandum of Association of the Depositor (incorporated by reference to Exhibit 3.1 to Registration Statement No. 333-128920).*
Exhibit 3.2	Articles of Association of the Registrant (incorporated by reference to Exhibit 3.2 to Registration Statement No. 333-128920).*
Exhibit 4.1	Master Trust Deed (incorporated by reference to Exhibit 4.1 to Registration Statement No. 333-128920).*
Exhibit 4.2

Supplementary Terms Notice dated September 19, 2006, among St.George Bank Limited as servicer and seller, Crusade Management Limited as Manager, P.T. Limited as security trustee, The Bank of New York as note trustee and Perpetual Trustees Consolidated Limited as Issuer Trustee, incorporated by reference to Exhibit 4.2 to Form 8-K dated September 21, 2006, and filed by the Issuing Entity with the Commission on September 28, 2006.*

Exhibit 4.3

Security Trust Deed dated September 14, 2006, among P.T. Limited as security trustee, The Bank of New York, as note trustee, Crusade Management Limited as Manager and Perpetual Trustees Consolidated Limited as Issuer Trustee, incorporated by reference to Exhibit 4.3 to Form 8-K dated September 21, 2006, and filed by the Issuing Entity with the Commission on September 28, 2006.*

Exhibit 4.4

Note Trust Deed dated September 19, 2006, among The Bank of New York, as note trustee, Crusade Management Limited as Manager and Perpetual Trustees Consolidated Limited as Issuer Trustee, incorporated by reference to Exhibit 4.4 to Form 8-K dated September 21, 2006, and filed by the Issuing Entity with the Commission on September 28, 2006.*

Exhibit 4.5

Agency Agreement dated September 19, 2006, among Perpetual Trustees Consolidated Limited as Issuer Trustee, Crusade Management Limited as Manager, The Bank of New York, as Class A-1 note registrar, calculation agent, note trustee and principal paying agent, incorporated by reference to Exhibit 4.5 to Form 8-K dated September 21, 2006, and filed by the Issuing Entity with the Commission on September 28, 2006.*

Exhibit 10.3

Basis Swap Schedule and the Confirmation each dated September 19, 2006, between Perpetual Trustees Consolidated Limited as Issuer Trustee, Crusade Management Limited as basis swap provider and St.George Bank Limited as standby basis swap provider, incorporated by reference to Exhibit 10.3 to Form 8-K dated September 21, 2006, and filed by the Issuing Entity with the Commission on September 28, 2006.*

Exhibit 10.4

Fixed Floating Rate Swap Schedule and the Confirmation each dated September 19, 2006, between Perpetual Trustees Consolidated Limited as Issuer Trustee, Crusade Management Limited as interest rate swap provider and St.George Bank Limited as standby interest rate swap provider, incorporated by reference to Exhibit 10.4 to Form 8-K dated September 21, 2006, and filed by the Issuing Entity with the Commission on September 28, 2006.*

Exhibit 10.5	USD Currency Swap Schedule and the Confirmation each dated September 19, 2006, between the Issuer Trustee, Crusade Management Limited as Manager and Credit Suisse (USA), Inc. to an ISDA Master Agreement incorporated by reference to Exhibit 10.5 to Form 8-K dated September 21, 2006, and filed by the Issuing Entity with the Commission on September 28, 2006.*

Exhibit No.	Description
Exhibit 10.8

Lenders Mortgage Insurance Policy dated September 18, 2006 issued by PMI Mortgage Insurance Limited in favor of the Issuer Trustee and St.George Bank Limited, incorporated by reference to Exhibit 10.8 to Form 8-K dated September 21, 2006, and filed by the Issuing Entity with the Commission on September 28, 2006.*

Exhibit 31.1	Section 302 Certification.
Exhibit 33.1	Report on Assessment of Compliance with Servicing Criteria of St.George Bank Limited.*
Exhibit 33.2	Report on Assessment of Compliance with Servicing Criteria of St.George Custodial Pty Limited.*
Exhibit 33.3	Report on Assessment of Compliance with Servicing Criteria of Crusade Management Limited.*
Exhibit 33.4	Report on Assessment of Compliance with Servicing Criteria of Perpetual Trustees Consolidated Limited.*
Exhibit 33.5	Report on Assessment of Compliance with Servicing Criteria of The Bank of New York.*
Exhibit 34.1	Attestation Report on Assessment of Compliance with Servicing Criteria of KPMG, on behalf of St.George Bank Limited.*
Exhibit 34.2	Attestation Report on Assessment of Compliance with Servicing Criteria of KPMG, on behalf of St.George Custodial Pty Limited.*
Exhibit 34.3	Attestation Report on Assessment of Compliance with Servicing Criteria of KPMG, on behalf of Crusade Management Limited.*
Exhibit 34.4	Attestation Report on Assessment of Compliance with Servicing Criteria of KPMG, on behalf of Perpetual Trustees Consolidated Limited.*
Exhibit 34.5	Attestation Report on Assessment of Compliance with Servicing Criteria of Ernst & Young LLP, on behalf of The Bank of New York.*
Exhibit 35.1	Servicer Compliance Statement of St.George Bank Limited.*
Exhibit 35.2	Servicer Compliance Statement of Crusade Management Limited.*
Exhibit 99.1

The unaudited consolidated balance sheets as of September 30, 2006 and December 31, 2005, the unaudited consolidated statements of operations for the three and nine-months ended September 30, 2006 and 2005 and the unaudited consolidated statements of cash flows for September 30, 2006 and 2005 of PMI Mortgage Insurance Ltd are incorporated herein by reference from Exhibit 99.1 in PMI Group Inc.’s Quarterly Report filed on Form 10-Q for the quarterly period ended September 30, 2006 (File No. 1-13664), as filed with the Commission on November 7, 2006.

Exhibit 99.2	The condensed consolidated statement of financial condition of Credit Suisse (USA), Inc. (“CSUSA”) and subsidiaries as of September 30, 2006, the related condensed consolidated statements of operations for the three and nine-month periods ended September 30, 2006 and 2005, and the related condensed consolidated statements of changes in stockholder’s equity and cash flows for the nine-month periods ended September 30, 2006 and 2005 are incorporated herein by reference as contained in CSUSA’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006 (File No. 1-06862), filed with the Commission on November 14, 2006.

*	Previously filed.

(b)	The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index.
(c)	Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Crusade Global Trust No. 2 of 2006 (by Crusade Management Limited, as depositor)
Date: 11 May, 2007
By: /s/ Gregory M. Bartlett Name: Gregory M. Bartlett Title: Director*

*Gregory M. Bartlett is a Director of Crusade Management Limited and is the senior officer in charge of securitization of Crusade Management Limited.

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

No annual report or proxy materials have been sent to security holders and no such report or proxy materials are to be furnished to security holders subsequent to the filing of this Annual Report on Form 10-K.

EXHIBIT INDEX

Exhibit No.	Description
Exhibit 3.1	Memorandum of Association of the Depositor (incorporated by reference to Exhibit 3.1 to Registration Statement No. 333-128920).*
Exhibit 3.2	Articles of Association of the Registrant (incorporated by reference to Exhibit 3.2 to Registration Statement No. 333-128920).*
Exhibit 4.1	Master Trust Deed (incorporated by reference to Exhibit 4.1 to Registration Statement No. 333-128920).*
Exhibit 4.2

Supplementary Terms Notice dated September 19, 2006, among St.George Bank Limited as servicer and seller, Crusade Management Limited as Manager, P.T. Limited as security trustee, The Bank of New York as note trustee and Perpetual Trustees Consolidated Limited as Issuer Trustee, incorporated by reference to Exhibit 4.2 to Form 8-K dated September 21, 2006, and filed by the Issuing Entity with the Commission on September 28, 2006.*

Exhibit 4.3

Security Trust Deed dated September 14, 2006, among P.T. Limited as security trustee, The Bank of New York, as note trustee, Crusade Management Limited as Manager and Perpetual Trustees Consolidated Limited as Issuer Trustee, incorporated by reference to Exhibit 4.3 to Form 8-K dated September 21, 2006, and filed by the Issuing Entity with the Commission on September 28, 2006.*

Exhibit 4.4

Note Trust Deed dated September 19, 2006, among The Bank of New York, as note trustee, Crusade Management Limited as Manager and Perpetual Trustees Consolidated Limited as Issuer Trustee, incorporated by reference to Exhibit 4.4 to Form 8-K dated September 21, 2006, and filed by the Issuing Entity with the Commission on September 28, 2006.*

Exhibit 4.5

Agency Agreement dated September 19, 2006, among Perpetual Trustees Consolidated Limited as Issuer Trustee, Crusade Management Limited as Manager, The Bank of New York, as Class A-1 note registrar, note trustee, calculation agent and principal paying agent, incorporated by reference to Exhibit 4.5 to Form 8-K dated September 21, 2006, and filed by the Issuing Entity with the Commission on September 28, 2006.*

Exhibit 10.3

Basis Swap Schedule and the Confirmation each dated September 19, 2006, between Perpetual Trustees Consolidated Limited as Issuer Trustee, Crusade Management Limited as basis swap provider and St.George Bank Limited as standby basis swap provider, incorporated by reference to Exhibit 10.3 to Form 8-K dated September 21, 2006, and filed by the Issuing Entity with the Commission on September 28, 2006.*

Exhibit 10.4

Fixed Floating Rate Swap Schedule and the Confirmation each dated September 19, 2006, between Perpetual Trustees Consolidated Limited as Issuer Trustee, Crusade Management Limited as interest rate swap provider and St.George Bank Limited as standby interest rate swap provider, incorporated by reference to Exhibit 10.4 to Form 8-K dated September 21, 2006, and filed by the Issuing Entity with the Commission on September 28, 2006.*

Exhibit 10.5

USD Currency Swap Schedule and the Confirmation each dated September 19, 2006, between the Issuer Trustee, Crusade Management Limited as Manager and Credit Suisse (USA), Inc. to an ISDA Master Agreement incorporated by reference to Exhibit 10.5 to Form 8-K dated September 21, 2006, and filed by the Issuing Entity with the Commission on September 28, 2006.*

Exhibit 10.8

Lenders Mortgage Insurance Policy dated September 18, 2006 issued by PMI Mortgage Insurance Limited in favor of the Issuer Trustee and St.George Bank Limited, incorporated by reference to Exhibit 10.8 to Form 8-K dated September 21, 2006, and filed by the Issuing Entity with the Commission on September 28, 2006.*

Exhibit 31.1	Section 302 Certification.

Exhibit No.	Description
Exhibit 33.1	Report on Assessment of Compliance with Servicing Criteria of St.George Bank Limited.*
Exhibit 33.2	Report on Assessment of Compliance with Servicing Criteria of St.George Custodial Pty Limited.*
Exhibit 33.3	Report on Assessment of Compliance with Servicing Criteria of Crusade Management Limited.*
Exhibit 33.4	Report on Assessment of Compliance with Servicing Criteria of Perpetual Trustees Consolidated Limited.*
Exhibit 33.5	Report on Assessment of Compliance with Servicing Criteria of The Bank of New York.*
Exhibit 34.1	Attestation Report on Assessment of Compliance with Servicing Criteria of KPMG, on behalf of St.George Bank Limited.*
Exhibit 34.2	Attestation Report on Assessment of Compliance with Servicing Criteria of KPMG, on behalf of St.George Custodial Pty Limited.*
Exhibit 34.3	Attestation Report on Assessment of Compliance with Servicing Criteria of KPMG, on behalf of Crusade Management Limited.*
Exhibit 34.4	Attestation Report on Assessment of Compliance with Servicing Criteria of KPMG, on behalf of Perpetual Trustees Consolidated Limited.*
Exhibit 34.5	Attestation Report on Assessment of Compliance with Servicing Criteria of Ernst & Young LLP, on behalf of The Bank of New York.*
Exhibit 35.1	Servicer Compliance Statement of St.George Bank Limited.*
Exhibit 35.2	Servicer Compliance Statement of Crusade Management Limited.*
Exhibit 99.1

The unaudited consolidated balance sheets as of September 30, 2006 and December 31, 2005, the unaudited consolidated statements of operations for the three and nine-months ended September 30, 2006 and 2005 and the unaudited consolidated statements of cash flows for September 30, 2006 and 2005 of PMI Mortgage Insurance Ltd are incorporated herein by reference from Exhibit 99.1 in PMI Group Inc.’s Quarterly Report filed on Form 10-Q for the quarterly period ended September 30, 2006 (File No. 1-13664), as filed with the Commission on November 7, 2006.

Exhibit 99.2

The condensed consolidated statement of financial condition of Credit Suisse (USA), Inc. (“CSUSA”) and subsidiaries as of September 30, 2006, the related condensed consolidated statements of operations for the three and nine-month periods ended September 30, 2006 and 2005, and the related condensed consolidated statements of changes in stockholder’s equity and cash flows for the nine-month periods ended September 30, 2006 and 2005 are incorporated herein by reference as contained in CSUSA’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006 (File No. 1-06862), filed with the Commission on November 14, 2006.

* Previously filed.