Form 10-K
period 2007-09-30
Crusade Global Trust No. 2 of 2006
filed 2007-12-18
CIK 1374389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended 30 September 2007

or

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
☐ Yes ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

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

The audited consolidated balance sheets as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in shareholder’s equity and cash flows for each of the years in the three-year period ended December 31, 2006 of PMI Mortgage Insurance Ltd are incorporated herein by reference from Exhibit 99.1 in The PMI Group, Inc.’s Annual Report filed on Form 10-K for the year ended December 31, 2006 (File No. 1-13664), as filed by The PMI Group, Inc. with the Commission on March 1, 2007. You should be aware that any such financial statements may be modified or superseded by a document filed with the Commission at a later date. You should not assume that the information concerning PMI Mortgage Insurance Ltd is accurate as of any date other than the date that such Form 10-K was filed with the Commission.

The unaudited consolidated balance sheets as of September 30, 2007 and December 31, 2006, the unaudited consolidated statements of operations for the nine-months ended September 30, 2007 and 2006 and the unaudited consolidated statements of cash flows for September 30, 2007 and 2006 of PMI Mortgage Insurance Ltd are incorporated herein by reference from Exhibit 99.1 in The PMI Group, Inc.’s Quarterly Report filed on Form 10-Q for the quarterly period ended September 30, 2007 (File No. 1-13664), as filed by The PMI Group, Inc. with the Commission on November 7, 2007. You should be aware that any such financial statements may be modified or superseded by a document filed with the Commission at a later date. You should not assume that the information concerning PMI Mortgage Insurance Ltd is accurate as of any date other than the date that such Form 10-Q was filed with the Commission.

ITEM 1115(B) OF REGULATION AB. CERTAIN DERIVATIVES INSTRUMENTS (FINANCIAL INFORMATION).

The audited consolidated balance sheets of Credit Suisse (“Credit Suisse”) as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in shareholder’s equity and cash flows for each of the years in the three-year period ended December 31, 2006 are incorporated herein by reference from Exhibit No. 99.1 in the report on Form 6-K, as filed by Credit Suisse Group (File No. 001-15244) with the Commission on March 28, 2007. You should be aware that any such financial statements may be modified or superseded by a document filed with the Commission at a later date. You should not assume that the information concerning Credit Suisse is accurate as of any date other than the date that such Form 6-K was filed with the Commission.

The unaudited consolidated balance sheet of Credit Suisse as of June 30, 2007, and the related unaudited consolidated statements of income, changes in shareholder’s equity and cash flows for the six months ended June 30, 2007 are incorporated herein by reference from Exhibit 99.1 in the report on Form 6-K, as filed by Credit Suisse Group (File No.  001-15244) with the Commission on August 3, 2007. You should be aware that any such financial statements may be modified or superseded by a document filed with the Commission at a later date. You should not assume that the information concerning Credit Suisse is accurate as of any date other than the date that such Form 6-K was filed with the Commission.

ITEM 1117 OF REGULATION AB. LEGAL PROCEEDINGS.

There are no legal proceedings or proceedings known to be contemplated by governmental authorities pending against any of St.George Bank Limited, Crusade Management Limited, Perpetual Trustees Consolidated Limited, The Bank of New York or the Trust that are or would be material to holders of the Crusade Global Trust No. 2 of 2006, Class A-1 Mortgage Backed Floating Rate Notes (the “Notes”).

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

SUBSTITUTE INFORMATION PROVIDED IN ACCORDANCE WITH GENERAL INSTRUCTION J TO FORM 10-K:

ITEM 1119 OF REGULATION AB. AFFILIATIONS AND CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Pursuant to the Instructions to Item 1119 of Regulation AB, other than as set forth in the immediately following paragraph, information required by Item 1119 has been omitted from this annual report on Form 10-K because it is substantially the same information as has been provided previously in a prospectus timely filed pursuant to Rule 424 of the General Rules and Regulations Promulgated under the Securities Act of 1933 under the same Central Index Key (CIK) code as this annual report on Form 10-K.

Credit Suisse, London Branch, as currency swap provider, pursuant to a novation agreement dated September 28, 2007, is an affiliate of one of the underwriters, Credit Suisse Securities (USA) LLC.

ITEM 1122 OF REGULATION AB. COMPLIANCE WITH APPLICABLE SERVICING CRITERIA.

The Sponsor (in its role as servicer), the Depositor (in its role as manager), The Bank of New York (in its role as note trustee and principal paying agent), Perpetual Trustees Consolidated Limited (in its role as issuer trustee) and St.George Custodial Pty Limited (in its role as custodian) (collectively, the “Servicing Parties”) have each been identified by the registrant as parties participating in the servicing function with respect to the asset pool held by the Trust. Each of the Servicing Parties has completed a report on assessment of compliance with the servicing criteria applicable to it (each a “Servicing Report”), which Servicing Reports are attached as exhibits to this Form 10-K. Each of the Servicing Parties have provided an attestation report (each an “Attestation Report”) by one or more public accounting firms, which reports are also attached as exhibits to this Form 10-K. None of the Servicing Reports or Attestation Reports has identified any material instance of noncompliance with the servicing criteria as applicable to the respective Servicing Party.

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

Exhibit 10.5

USD Currency Swap Schedule and the Confirmation each dated September 19, 2006, between the Issuer Trustee, Crusade Management Limited as Manager and Credit Suisse (USA), Inc. to an ISDA Master Agreement, incorporated by reference to Exhibit 10.5 to Form 8-K dated September 21, 2006, and filed by the Issuing Entity with the Commission on September 28, 2006.

Exhibit No.	Description
Exhibit 10.5.2

Novation Agreement, dated September 28, 2007, among Credit Suisse (USA), Inc., as transferor, Credit Suisse, London Branch, as transferee, Crusade Management Limited, as manager and Perpetual Trustees Consolidated Limited, as issuer trustee, including the related form of confirmation and schedule to the ISDA Master Agreement relating to the Notes, incorporated by reference to Exhibit 10.5.2 to Form 8-K dated September 28, 2007, and filed by the Issuing Entity with the Commission on October 4, 2007.

Exhibit 10.8

Lenders Mortgage Insurance Policy dated September 18, 2006 issued by PMI Mortgage Insurance Limited in favor of the Issuer Trustee and St.George Bank Limited, incorporated by reference to Exhibit 10.8 to Form 8-K dated September 21, 2006, and filed by the Issuing Entity with the Commission on September 28, 2006.

Exhibit 31.1	Section 302 Certification.
Exhibit 33.1	Report on Assessment of Compliance with Servicing Criteria of St.George Bank Limited.
Exhibit 33.2	Report on Assessment of Compliance with Servicing Criteria of St.George Custodial Pty Limited.
Exhibit 33.3	Report on Assessment of Compliance with Servicing Criteria of Crusade Management Limited.
Exhibit 33.4	Report on Assessment of Compliance with Servicing Criteria of Perpetual Trustees Consolidated Limited.
Exhibit 33.5	Report on Assessment of Compliance with Servicing Criteria of The Bank of New York.
Exhibit 33.6	Report on Assessment of Compliance with Servicing Criteria of The Bank of New York.
Exhibit 33.7	Report on Assessment of Compliance with Servicing Criteria of The Bank of New York.
Exhibit 34.1	Attestation Report on Assessment of Compliance with Servicing Criteria of KPMG, on behalf of St.George Bank Limited.
Exhibit 34.2	Attestation Report on Assessment of Compliance with Servicing Criteria of KPMG, on behalf of St.George Custodial Pty Limited.
Exhibit 34.3	Attestation Report on Assessment of Compliance with Servicing Criteria of KPMG, on behalf of Crusade Management Limited.
Exhibit 34.4	Attestation Report on Assessment of Compliance with Servicing Criteria of KPMG, on behalf of Perpetual Trustees Consolidated Limited.
Exhibit 34.5	Attestation Report on Assessment of Compliance with Servicing Criteria of KPMG LLP, on behalf of The Bank of New York.
Exhibit 34.6	Attestation Report on Assessment of Compliance with Servicing Criteria of KPMG LLP, on behalf of The Bank of New York.
Exhibit 34.7	Attestation Report on Assessment of Compliance with Servicing Criteria of Ernst & Young LLP, on behalf of The Bank of New York.
Exhibit 35.1	Servicer Compliance Statement of St.George Bank Limited.
Exhibit 35.2	Servicer Compliance Statement of Crusade Management Limited.
Exhibit 99.1

The audited consolidated balance sheets as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in shareholder’s equity and cash flows for each of the years in the three-year period ended December 31, 2006 of PMI Mortgage Insurance Ltd are incorporated herein by reference from Exhibit 99.1 in The PMI Group, Inc.’s Annual Report filed on Form 10-K for the year ended December 31, 2006 (File No. 1-13664), as filed by The PMI Group, Inc. with the Commission on March 1, 2007.

Exhibit No.	Description
Exhibit 99.2

The unaudited consolidated balance sheets as of September 30, 2007 and December 31, 2006, the unaudited consolidated statements of operations for the nine-months ended September 30, 2007 and 2006 and the unaudited consolidated statements of cash flows for September 30, 2007 and 2006 of PMI Mortgage Insurance Ltd are incorporated herein by reference from Exhibit 99.1 in The PMI Group, Inc.’s Quarterly Report filed on Form 10-Q for the quarterly period ended September 30, 2007 (File No. 1-13664), as filed by The PMI Group, Inc. with the Commission on November 7, 2007.

Exhibit 99.3

The audited consolidated balance sheets of Credit Suisse as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in shareholder’s equity and cash flows for each of the years in the three-year period ended December 31, 2006 are incorporated herein by reference from Exhibit No. 99.1 in the report on Form 6-K, as filed by Credit Suisse Group (File No. 001-15244) with the Commission on March 28, 2007.

Exhibit 99.4

The unaudited consolidated balance sheet of Credit Suisse as of June 30, 2007, and the related unaudited consolidated statements of income, changes in shareholder’s equity and cash flows for the six months ended June 30, 2007 are incorporated herein by reference from Exhibit 99.1 in the report on Form 6-K, as filed by Credit Suisse Group (File No. 001-15244) with the Commission on August 3, 2007.

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

Date:  17 December, 2007

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

Exhibit 10.5

USD Currency Swap Schedule and the Confirmation each dated September 19, 2006, between the Issuer Trustee, Crusade Management Limited as Manager and Credit Suisse (USA), Inc. to an ISDA Master Agreement, incorporated by reference to Exhibit 10.5 to Form 8-K dated September 21, 2006, and filed by the Issuing Entity with the Commission on September 28, 2006.

Exhibit 10.5.2

Novation Agreement, dated September 28, 2007, among Credit Suisse (USA), Inc., as transferor, Credit Suisse, London Branch, as transferee, Crusade Management Limited, as manager and Perpetual Trustees Consolidated Limited, as issuer trustee, including the related form of confirmation and schedule to the ISDA Master Agreement relating to the Notes, incorporated by reference to Exhibit 10.5.2 to Form 8-K dated September 28, 2007, and filed by the Issuing Entity with the Commission on October 4, 2007.

Exhibit 10.8

Lenders Mortgage Insurance Policy dated September 18, 2006 issued by PMI Mortgage Insurance Limited in favor of the Issuer Trustee and St.George Bank Limited, incorporated by reference to Exhibit 10.8 to Form 8-K dated September 21, 2006, and filed by the Issuing Entity with the Commission on September 28, 2006.

Exhibit 31.1	Section 302 Certification.
Exhibit 33.1	Report on Assessment of Compliance with Servicing Criteria of St.George Bank Limited.
Exhibit 33.2	Report on Assessment of Compliance with Servicing Criteria of St.George Custodial Pty Limited.
Exhibit 33.3	Report on Assessment of Compliance with Servicing Criteria of Crusade Management Limited.
Exhibit 33.4	Report on Assessment of Compliance with Servicing Criteria of Perpetual Trustees Consolidated Limited.
Exhibit 33.5	Report on Assessment of Compliance with Servicing Criteria of The Bank of New York.
Exhibit 33.6	Report on Assessment of Compliance with Servicing Criteria of The Bank of New York.
Exhibit 33.7	Report on Assessment of Compliance with Servicing Criteria of The Bank of New York.
Exhibit 34.1	Attestation Report on Assessment of Compliance with Servicing Criteria of KPMG, on behalf of St.George Bank Limited.
Exhibit 34.2	Attestation Report on Assessment of Compliance with Servicing Criteria of KPMG, on behalf of St.George Custodial Pty Limited.
Exhibit 34.3	Attestation Report on Assessment of Compliance with Servicing Criteria of KPMG, on behalf of Crusade Management Limited.
Exhibit 34.4	Attestation Report on Assessment of Compliance with Servicing Criteria of KPMG, on behalf of Perpetual Trustees Consolidated Limited.
Exhibit 34.5	Attestation Report on Assessment of Compliance with Servicing Criteria of KPMG LLP, on behalf of The Bank of New York.
Exhibit 34.6	Attestation Report on Assessment of Compliance with Servicing Criteria of KPMG LLP, on behalf of The Bank of New York.
Exhibit 34.7	Attestation Report on Assessment of Compliance with Servicing Criteria of Ernst & Young LLP, on behalf of The Bank of New York.
Exhibit 35.1	Servicer Compliance Statement of St.George Bank Limited.
Exhibit 35.2	Servicer Compliance Statement of Crusade Management Limited.
Exhibit 99.1

The audited consolidated balance sheets as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in shareholder’s equity and cash flows for each of the years in the three-year period ended December 31, 2006 of PMI Mortgage Insurance Ltd are incorporated herein by reference from Exhibit 99.1 in The PMI Group, Inc.’s Annual Report filed on Form 10-K for the year ended December 31, 2006 (File No. 1-13664), as filed by The PMI Group, Inc. with the Commission on March 1, 2007.

Exhibit 99.2

The unaudited consolidated balance sheets as of September 30, 2007 and December 31, 2006, the unaudited consolidated statements of operations for the nine-months ended September 30, 2007 and 2006 and the unaudited consolidated statements of cash flows for September 30, 2007 and 2006 of PMI Mortgage Insurance Ltd are incorporated herein by reference from Exhibit 99.1 in The PMI Group, Inc.’s Quarterly Report filed on Form 10-Q for the quarterly period ended September 30, 2007 (File No. 1-13664), as filed by The PMI Group, Inc. with the Commission on November 7, 2007.

Exhibit 99.3

The audited consolidated balance sheets of Credit Suisse as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in shareholder’s equity and cash flows for each of the years in the three-year period ended December 31, 2006 are incorporated herein by reference from Exhibit No. 99.1 in the report on Form 6-K, as filed by Credit Suisse Group (File No. 001-15244) with the Commission on March 28, 2007.

Exhibit 99.4

The unaudited consolidated balance sheet of Credit Suisse as of June 30, 2007, and the related unaudited consolidated statements of income, changes in shareholder’s equity and cash flows for the six months ended June 30, 2007 are incorporated herein by reference from Exhibit 99.1 in the report on Form 6-K, as filed by Credit Suisse Group (File No. 001-15244) with the Commission on August 3, 2007.